Form 10-Q
period 1996-06-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2 LTD
filed 1996-08-14
CIK 850425

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  JUNE 30, 1996

                                       OR

    [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____________to ___________

                      Commission File number  33-19721-02


                          SWIFT ENERGY MANAGED PENSION

                        ASSETS PARTNERSHIP 1988-2, LTD.
             (Exact name of registrant as specified in its charter)


                 TEXAS                                              76-0264870
(State or other jurisdiction of organization)       (I R.S. Employer Identification No.)


                       16825 NORTHCHASE DRIVE, SUITE 400
                              HOUSTON, TEXAS 77060
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (713)874-2700
              (Registrant's telephone number, including area code)

                                      NONE
           (Former name, former address and former fiscal year, if
                         changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
   ----        ----

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1988-2, LTD.

                                     INDEX




PART I.    FINANCIAL INFORMATION                                                                PAGE


      ITEM 1.    FINANCIAL STATEMENTS

            Balance Sheets

                - June 30, 1996 and December 31, 1995                                             3

            Statements of Operations

                - Three month and six month periods ended June 30, 1996 and 1995                  4

            Statements of Cash Flows

                - Six month periods ended June 30, 1996 and 1995                                  5

            Notes to Financial Statements                                                         6

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                                          8

PART II.    OTHER INFORMATION                                                                    10


SIGNATURES                                                                                       11

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1988-2, LTD.
                                 BALANCE SHEETS



                                                                             JUNE 30,           DECEMBER 31,
                                                                               1996                 1995
                                                                          ---------------      --------------
                                                                            (Unaudited)
ASSETS:

Current Assets:
     Cash and cash equivalents                                            $        69,373      $       17,572
     Nonoperating interests income receivable                                      97,254              40,464
                                                                          ---------------      --------------
          Total Current Assets                                                    166,627              58,036
                                                                          ---------------      --------------
Nonoperating interests in oil and gas
     properties, using full cost accounting                                     1,602,392           1,672,998
Less-Accumulated amortization                                                  (1,120,970)         (1,085,180)
                                                                          ---------------      --------------
                                                                                  481,422             587,818
                                                                          ---------------      --------------
                                                                          $       648,049      $      645,854
                                                                          ===============      ==============

LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Payable related to property capital costs                            $         2,333      $        3,227
                                                                          ---------------      --------------

Partners' Capital                                                                 645,716             642,627
                                                                          ---------------      --------------
                                                                          $       648,049      $      645,854
                                                                          ===============      ==============





                See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1988-2, LTD.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                         JUNE 30,                         JUNE 30,
                                            -------------------------------   -------------------------------
                                                  1996             1995            1996            1995
                                            --------------   --------------   --------------   --------------
REVENUES:
   Income from nonoperating interests       $       46,300   $       44,738   $      101,126   $       69,124
   Interest income                                     326              218              473              352
                                            --------------   --------------   --------------   --------------
                                                    46,626           44,956          101,599           69,476
                                            --------------   --------------   --------------   --------------

COSTS AND EXPENSES:
   Amortization                                     17,744           25,290           35,790           45,692
   General and administrative                        7,000            8,927           13,648           13,831
                                            --------------   --------------   --------------   --------------
                                                    24,744           34,217           49,438           59,523
                                            --------------   --------------   --------------   --------------
NET INCOME (LOSS)                           $       21,882   $       10,739   $       52,161   $        9,953
                                            ==============   ==============   ==============   ==============

LIMITED PARTNERS' NET INCOME (LOSS)
   PER UNIT                                 $         1.18   $          .58   $         2.81   $          .54
                                            ==============   ==============   ==============   ==============





                 See accompanying notes to financial statements

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1988-2, LTD.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                       SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                             --------------------------------------
                                                                                  1996                    1995
                                                                             --------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                            $       52,161         $         9,953
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                   35,790                  45,692
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable             (56,790)                (33,880)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                        --                     187
                                                                             --------------         ---------------
      Net cash provided by (used in) operating activities                            31,161                  21,952
                                                                             --------------         ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                    (8,963)                 (8,565)
    Proceeds from sales of nonoperating interests
      in oil and gas properties                                                      79,569                  36,837
    Payable related to property capital costs                                          (894)                     --
                                                                             --------------         ---------------
      Net cash provided by (used in) investing activities                            69,712                  28,272
                                                                             --------------         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                  (49,072)                (31,549)
                                                                             --------------         ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 51,801                  18,675
                                                                             --------------         ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     17,572                   1,106
                                                                             --------------         ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $       69,373         $        19,781
                                                                             ==============         ===============





                See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1988-2, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)      GENERAL INFORMATION -

                 The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1995 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)      ORGANIZATION AND TERMS OF PARTNERSHIP AGREEMENT -

                 Swift Energy Managed Pension Assets Partnership 1988-2, Ltd., a Texas limited partnership (the Partnership), was formed on January 31, 1989, for the purpose of purchasing net profits interests, overriding royalty interests and royalty interests (collectively, "nonoperating interests") in producing oil and gas properties within the continental United States. Swift Energy Company ("Swift"), a Texas corporation, and VJM Partners, Ltd. ("VJM"), a Texas limited partnership, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The Managing General Partner is required to contribute up to 1/99th of limited partner net contributions. The 180 limited partners made total capital contributions of $1,856,200.

                 Nonoperating interests acquisition costs and the management fee are borne 99 percent by the limited partners and one percent by the general partners. Organization and syndication costs were borne solely by the limited partners.

                 Generally, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent.

(3)      SIGNIFICANT ACCOUNTING POLICIES -

         USE OF ESTIMATES--

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

         NONOPERATING INTERESTS IN OIL AND GAS PROPERTIES --

                 For financial reporting purposes the Partnership follows the "full-cost" method of accounting for nonoperating interests in oil and gas property costs. Under this method of accounting, all costs incurred in the acquisition of nonoperating interests in oil and gas properties are capitalized. The unamortized cost of nonoperating interests in oil and gas properties is limited to the "ceiling limitation" (calculated separately for the Partnership, limited partners and general partners). The "ceiling limitation" is calculated on a quarterly basis and represents the estimated future net revenues from nonoperating interests in proved properties using current prices discounted at ten percent. Proceeds from the sale or disposition of nonoperating interests in oil and gas properties are treated as a reduction of the cost of the nonoperating interests with no gains or losses recognized except in significant transactions.

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1988-2, LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


                 The Partnership computes the provision for amortization of oil and gas properties on the units-of- production method. Under this method, the provision is calculated by multiplying the total unamortized cost of oil and gas properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated proved oil and gas reserves at the beginning of the period.

                 The calculation of the "ceiling limitation" and the provision for depreciation, depletion and amortization is based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing and plan of development. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

(4)      RELATED-PARTY TRANSACTIONS -

                 Affiliates of the Special General Partner, as Dealer Manager, received $41,155 for managing and overseeing the offering of the limited partnership units. A one-time management fee of $46,405 was paid to Swift for services performed for the Partnership.

                 Effective February 10, 1989, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Income Partners 1988-2, Ltd. and Swift Energy Income Partners 1988-3, Ltd. (Operating Partnerships), managed by Swift, for the purpose of acquiring nonoperating interests in producing oil and gas properties. Under terms of the NP/OR Agreement, the Operating Partnerships will convey to the Partnership nonoperating interests in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs.

(5)      VULNERABILITY DUE TO CERTAIN CONCENTRATIONS -

                 The Company's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results.

                 The Partnership extends credit to various companies in the oil and gas industry which results in a concentration of credit risk.
         This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the Partnership generally does not require collateral or other security to support customer receivables.

(6)      FAIR VALUE OF FINANCIAL INSTRUMENTS -

                 The Partnership's financial instruments consist of cash and cash equivalents and short-term receivables and payables. The carrying amounts approximate fair value due to the highly liquid nature of the short-term instruments.

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1988-2, LTD.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The Partnership is formed for the purpose of investing in nonoperating interests in producing oil and gas properties located within the continental United States. In order to accomplish this, the Partnership goes through two distinct yet overlapping phases with respect to its liquidity and results of operations. When the Partnership is formed, it commences its "acquisition" phase, with all funds placed in short-term investments until required for the acquisition of nonoperating interests. Therefore, the interest earned on these pre-acquisition investments becomes the primary cash flow source for initial partner distributions. As the Partnership acquires nonoperating interests in producing properties, net cash from ownership of nonoperating interests becomes available for distribution, along with the investment income. After all partnership funds have been expended on nonoperating interests in producing oil and gas properties, the Partnership enters its "operations" phase. During this phase, income from nonoperating interests in oil and gas sales generates substantially all revenues, and distributions to partners reflect those revenues less all associated partnership expenses. The Partnership may also derive proceeds from the sale of nonoperating interests in acquired oil and gas properties, when the sale of such interests is economically appropriate or preferable to continued operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership has completed acquisition of nonoperating interests in producing oil and gas properties, expending all of the limited partners' net commitments available for property acquisitions.

     Under the NP/OR Agreement, the Managing General Partner acquires interests in oil and gas properties from outside parties and sells these interests to affiliated operating partnerships, who in turn creates and sells to the Partnership nonoperating interests in these same oil and gas properties.

RESULTS OF OPERATIONS

     The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1996 (current quarter) when compared to the quarter ended June 30, 1995 (corresponding quarter), and for the six months ended June 30, 1996 (current period), when compared to the six months ended June 30, 1995 (corresponding period).

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     Income from nonoperating interests increased 3 percent in the current quarter of 1996 when compared to the second quarter in 1995. However, oil and gas sales declined $8,797 or 13 percent in the second quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to decreased gas and oil production. A decline of 35 percent in gas production and 30 percent in oil production had a significant impact on partnership performance. Current quarter gas and oil prices increased 42 percent or $.74/MCF and 16 percent or $2.39/BBL, respectively, partially offsetting the revenue declines.

     Associated amortization expense decreased 30 percent or $7,546.

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1988-2, LTD.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     Income from nonoperating interests increased 46 percent in the current period of 1996 when compared to the corresponding period in 1995. Oil and gas sales increased $6,788 or 5 percent in the first six months of 1996 over the corresponding period in 1995. An increase in gas prices of 61 percent or $.99/MCF and in oil prices of 14 percent or $2.13/BBL were major contributing factors to the increased revenues for the period. Also, current period gas and oil production decreased 31 percent and 24 percent, respectively, when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

     Associated amortization expense decreased 22 percent or $9,902.

     During 1996, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1988-2, LTD.
                          PART II - OTHER INFORMATION




ITEM 5.    OTHER INFORMATION


                                     -NONE-

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SWIFT ENERGY MANAGED PENSION
                                             ASSETS PARTNERSHIP 1988-2, LTD.
                                             (Registrant)

                                   By:       SWIFT ENERGY COMPANY
                                             Managing General Partner

Date:     August 9, 1996           By:       /s/ John R. Alden
          --------------                     ----------------------------------
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

Date:     August 9, 1996           By:       /s/ Alton D. Heckaman, Jr.
          --------------                     ----------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer

                               Index to Exhibits

Exhibit
Number                             Description
- - -------                            -----------
  27             Financial Data Schedule