Form 10-Q
period 1996-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2 LTD
filed 1996-11-14
CIK 850425

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to __________

                       Commission File number 33-19721-02


                          SWIFT ENERGY MANAGED PENSION

                        ASSETS PARTNERSHIP 1988-2, LTD.
             (Exact name of registrant as specified in its charter)


           TEXAS                                          76-0264870
(State or other jurisdiction                           (I R.S. Employer
     of organization)                                 Identification No.)


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

Yes  X      No
    ---        ---

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1988-2, LTD.

                                     INDEX




PART I. FINANCIAL INFORMATION                                            PAGE


      ITEM 1. FINANCIAL STATEMENTS

            Balance Sheets

                - September 30, 1996 and December 31, 1995                3

            Statements of Operations

                - Three month and nine month periods
                   ended September 30, 1996 and 1995                      4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995    5

            Notes to Financial Statements                                 6

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                        8

PART II. OTHER INFORMATION                                               10


SIGNATURES                                                               11

                          SWIFT ENERGY MANAGED PENSION

                        ASSETS PARTNERSHIP 1988-2, LTD.
                                 BALANCE SHEETS



                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     1996            1995
                                                 ------------    ------------
                                                 (Unaudited)
ASSETS:

Current Assets:
     Cash and cash equivalents                   $    121,026    $     17,572
     Nonoperating interests income receivable          44,002          40,464
                                                 ------------    ------------
          Total Current Assets                        165,028          58,036
                                                 ------------    ------------
Nonoperating interests in oil and gas
     properties, using full cost accounting         1,598,615       1,672,998
Less-Accumulated amortization                      (1,133,311)     (1,085,180)
                                                 ------------    ------------
                                                      465,304         587,818
                                                 ------------    ------------
                                                 $    630,332    $    645,854
                                                 ============    ============

LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Payable related to property capital costs   $      2,115    $      3,227
                                                 ------------    ------------

Partners' Capital                                     628,217         642,627
                                                 ------------    ------------
                                                 $    630,332    $    645,854
                                                 ============    ============


                See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION

                        ASSETS PARTNERSHIP 1988-2, LTD.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                             SEPTEMBER 30,             SEPTEMBER 30,
                                        -----------------------    -----------------------
                                           1996         1995          1996         1995
                                        ----------   ----------    ----------   ----------
REVENUES:
   Income from nonoperating interests   $   31,652   $   13,975    $  132,778   $   83,099
   Interest income                           1,270          204         1,743          556
                                        ----------   ----------    ----------   ----------
                                            32,922       14,179       134,521       83,655
                                        ----------   ----------    ----------   ----------

COSTS AND EXPENSES:
   Amortization                             12,341       11,110        48,131       56,802
   General and administrative                6,346        7,083        19,994       20,913
                                        ----------   ----------    ----------   ----------
                                            18,687       18,193        68,125       77,715
                                        ----------   ----------    ----------   ----------
NET INCOME (LOSS)                       $   14,235   $   (4,014)   $   66,396   $    5,940
                                        ==========   ==========    ==========   ==========



LIMITED PARTNERS' NET INCOME (LOSS)
   PER UNIT                             $      .77   $     (.22)   $     3.58   $      .32
                                        ==========   ==========    ==========   ==========


                 See accompanying notes to financial statements

                          SWIFT ENERGY MANAGED PENSION

                        ASSETS PARTNERSHIP 1988-2, LTD.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                          ------------------------
                                                                            1996          1995
                                                                          ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                         $   66,396    $    5,940
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                            48,131        56,802
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable       (3,538)      (16,087)
        Increase (decrease) in accounts payable
          and accrued liabilities                                               --            (428)
                                                                          ----------    ----------
               Net cash provided by (used in) operating activities           110,989        46,227
                                                                          ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil
      and gas properties                                                     (10,275)      (21,502)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                               84,658        36,837
    Payable related to property capital costs                                 (1,112)         --
                                                                          ----------    ----------
               Net cash provided by (used in) investing activities            73,271        15,335
                                                                          ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                           (80,806)      (53,732)
                                                                          ----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         103,454         7,830
                                                                          ----------    ----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              17,572         1,106
                                                                          ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  121,026    $    8,936
                                                                          ==========    ==========


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

     USE OF ESTIMATES --

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

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1988-2, LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


          The Partnership computes the provision for amortization of oil and gas properties on the units-of-production method. Under this method, the provision is calculated by multiplying the total unamortized cost of oil and gas properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated proved oil and gas reserves at the beginning of the period.

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

RESULTS OF OPERATIONS

     The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding period).

Three Months Ended September 30, 1996 and 1995

     Income from nonoperating interests increased 126 percent in the current quarter of 1996 when compared to the third quarter in 1995. Oil and gas sales increased $17,107 or 57 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 49 percent or $.92/MCF and in oil prices of 56 percent or $7.59/BBL had a significant impact on partnership performance. Also, current quarter gas production increased 88 percent when compared to third quarter 1995 production volumes, further contributing to increased revenues.

     Associated amortization expense increased 12 percent or $1,319.

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1988-2, LTD.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1996 and 1995

     Income from nonoperating interests increased 60 percent in the current period of 1996 when compared to the corresponding period in 1995. Oil and gas sales increased $23,895 or 16 percent in the first nine months of 1996 over the corresponding period in 1995. An increase in gas prices of 61 percent or $1.01/MCF and in oil prices of 24 percent or $3.50/BBL were major contributing factors to the increased revenues for the period. Also, current period oil and gas production decreased 28 percent and 17 percent, respectively, when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

     Associated amortization expense decreased 15 percent or $8,583.

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


                                            SWIFT ENERGY MANAGED PENSION
                                            ASSETS PARTNERSHIP 1988-2, LTD.
                                            (Registrant)

                                       By:  SWIFT ENERGY COMPANY
                                            Managing General Partner


Date:  November 6, 1996                By:  /s/ John R. Alden
       ----------------                     --------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:  November 6, 1996                By:  /s/ Alton D. Heckaman, Jr.
       ----------------                     --------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
