Form 10-Q
period 1997-03-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2 LTD
filed 1997-05-14
CIK 850425

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to ___________________

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

                                  (281)874-2700
              (Registrant's telephone number, including area code)

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1997 and December 31, 1996                  3

            Statements of Operations

                - Three month periods ended March 31, 1997 and 1996     4

            Statements of Cash Flows

                - Three month periods ended March 31, 1997 and 1996     5

            Notes to Financial Statements                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                8

PART II.    OTHER INFORMATION                                           9


SIGNATURES                                                             10

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,          December 31,
                                                                                            1997                 1996
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      116,619       $      124,601
              Nonoperating interests income receivable                                         54,038               51,585
                                                                                       --------------       --------------
                   Total Current Assets                                                       170,657              176,186
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        1,602,147            1,601,623
         Less-Accumulated amortization                                                     (1,162,649)          (1,149,592)
                                                                                       --------------       --------------
                                                                                              439,498              452,031
                                                                                       --------------       --------------
                                                                                       $      610,155       $      628,217
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        2,546       $        5,304
                                                                                       --------------       --------------

         Partners' Capital                                                                    607,609              622,913
                                                                                       --------------       --------------
                                                                                       $      610,155       $      628,217
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                       1997              1996
                                                                                 ---------------   ---------------
         REVENUES:
             Income from nonoperating interests                                  $        38,234   $        54,826
             Interest income                                                               1,358               147
                                                                                 ---------------   ---------------
                                                                                          39,592            54,973
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization                                                                 13,057            18,046
             General and administrative                                                    7,638             6,648
                                                                                 ---------------   ---------------
                                                                                          20,695            24,694
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        18,897   $        30,279
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1997                       $          1.02
                                              ===============
         March 31, 1996                       $          1.63
                                              ===============


                 See accompanying note to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                ---------------------------------------
                                                                                      1997                    1996
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $         18,897        $        30,279
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        13,057                 18,046
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                   (2,453)               (17,109)
                                                                                ----------------        ---------------
               Net cash provided by (used in) operating activities                        29,501                 31,216
                                                                                ----------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to nonoperating interests
       in oil and gas properties                                                          (1,298)                (5,680)
     Proceeds from sale of nonoperating interests
       in oil and gas properties                                                             774                     --
     Increase (decrease) in payable related to excess costs                               (2,758)                (1,011)
                                                                                ----------------        ---------------
               Net cash provided by (used in) investing activities                        (3,282)                (6,691)
                                                                                ----------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                       (34,201)               (21,051)
                                                                                ----------------        ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (7,982)                 3,474
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         124,601                 17,572
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        116,619        $        21,046
                                                                                ================        ===============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1996 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)  Organization and Terms of Partnership Agreement -

                  Swift Energy Managed Pension Assets Partnership 1988-2, Ltd., a Texas limited partnership ("the Partnership"), was formed on January 31, 1989, for the purpose of purchasing net profits interests, overriding royalty interests and royalty interests (collectively, "nonoperating interests") in producing oil and gas properties within the continental United States. Swift Energy Company ("Swift"), a Texas
        corporation, and VJM Partners, Ltd. ("VJM"), a Texas limited partnership, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The Managing General Partner is required to contribute up to 1/99th of limited partner net contributions. The 180 limited partners made total capital contributions of $1,856,200.

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

(3)  Significant Accounting Policies -

       Use of Estimates --

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

(4)  Related-Party Transactions -

                  Affiliates of the Special General Partner, as Dealer Manager, received $45,155 for managing and overseeing the offering of the limited partnership units. A one-time management fee of $46,405 was paid to Swift for services performed for the Partnership.

                  Effective February 10, 1989, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Income Partners 1988-2, Ltd. and Swift Energy Income Partners 1988-3, Ltd. ("Operating Partnerships"), managed by Swift, for the purpose of acquiring nonoperating interests in producing oil and gas properties. Under terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interests in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs.

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

      Under the NP/OR Agreement, the Managing General Partner acquires interests in oil and gas properties from outside parties and sells these interests to affiliated operating partnerships, who in turn create and sell to the Partnership nonoperating interests in these same oil and gas properties. The Managing General Partner expects funds available from net profits interests to be distributed to the partners.

RESULTS OF OPERATIONS

      Income from nonoperating interests decreased 30 percent in the first quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales declined 24 percent in the first quarter of 1997 when compared to the same period in 1996, primarily due to decreased oil and gas production. Oil production decreased 57 percent and gas production declined 20 percent. The decrease in production had a significant impact on partnership performance. Production declines were partially offset by an increase in gas prices of 31 percent or $.85/MCF and in oil prices of 14 percent or $2.38/BBL when compared to first quarter 1996 prices.

      Associated amortization expense decreased 28 percent or $4,989.

      During 1997, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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


                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-2, LTD.
                                             (Registrant)

                                  By:        SWIFT ENERGY COMPANY
                                             Managing General Partner

Date:     May 5, 1997             By:        /s/ John R. Alden
          -----------                        ----------------------------------
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

Date:     May 5, 1997             By:        /s/ Alton D. Heckaman, Jr.
          -----------                        ----------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer