Form 10-Q
period 1997-06-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2 LTD
filed 1997-08-12
CIK 850425

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                           PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                                        3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                             4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                             5

            Notes to Financial Statements                                                                    6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                     8

PART II.    OTHER INFORMATION                                                                               10


SIGNATURES                                                                                                  11

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-2, LTD.
                                 BALANCE SHEETS



                                                                                           June 30,           December 31,
                                                                                            1997                 1996
                                                                                       --------------       --------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      109,636       $      124,601
              Nonoperating interests income receivable                                         32,993               51,585
                                                                                       --------------       --------------
                   Total Current Assets                                                       142,629              176,186
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        1,605,192            1,601,623
         Less-Accumulated amortization                                                     (1,173,530)          (1,149,592)
                                                                                       --------------       --------------
                                                                                              431,662              452,031
                                                                                       --------------       --------------
                                                                                       $      574,291       $      628,217
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        2,233       $        5,304
                                                                                       --------------       --------------

         Partners' Capital                                                                    572,058              622,913
                                                                                       --------------       --------------
                                                                                       $      574,291       $      628,217
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-2, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Three Months Ended                   Six Months Ended
                                                         June 30,                              June 30,
                                              ---------------------------------  ---------------------------------
                                                   1997              1996             1997                1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        13,893   $        46,300  $        52,127   $       101,126
   Interest income                                      1,411               326            2,769               473
                                              ---------------   ---------------  ---------------   ---------------
                                                       15,304            46,626           54,896           101,599
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        10,881            17,744           23,938            35,790
   General and administrative                           6,700             7,000           14,338            13,648
                                              ---------------   ---------------  ---------------   ---------------
                                                       17,581            24,744           38,276            49,438
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        (2,277)  $        21,882  $        16,620   $        52,161
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          (.12)  $          1.18  $           .90   $          2.81
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-2, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                ---------------------------------------
                                                                                     1997                     1996
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       16,620          $        52,161
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      23,938                   35,790
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 18,592                  (56,790)
                                                                                --------------          ---------------
      Net cash provided by (used in) operating activities                               59,150                   31,161
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                       (4,343)                  (8,963)
    Proceeds from sales of nonoperating interests
      in oil and gas properties                                                            774                   79,569
    Increase (decrease) in payable related to excess costs                              (3,071)                    (894)
                                                                                --------------          ---------------
      Net cash provided by (used in) investing activities                               (6,640)                  69,712
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (67,475)                 (49,072)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (14,965)                  51,801
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       124,601                   17,572
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      109,636          $        69,373
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 70 percent in the second quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales declined $31,094 or 51 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 51 percent in gas production and 39 percent in oil production had a significant impact on partnership performance. Also, current quarter gas prices declined 19 percent or $.48/MCF when compared to second quarter 1996 gas prices, further contributing to decreased revenues.

      Associated amortization expense decreased 39 percent or $6,863.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-2, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 48 percent in the current period when compared to the corresponding period in 1996. Oil and gas sales decreased $47,983 or 37 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 36 percent in gas production and 48 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 13 percent or $.33/MCF partially offset the production declines.

      Associated amortization expense declined 33 percent or $11,852.

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


                                           SWIFT ENERGY MANAGED PENSION
                                           ASSETS PARTNERSHIP 1988-2, LTD.
                                           (Registrant)

                                By:        SWIFT ENERGY COMPANY
                                           Managing General Partner

Date:     August 4, 1997        By:        /s/ John R. Alden
          --------------                   --------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     August 4, 1997        By:        /s/ Alton D. Heckaman, Jr.
          --------------                   --------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer