Form 10-Q
period 1997-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2 LTD
filed 1997-11-13
CIK 850425

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to ___________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                     PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                   3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996       4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                       5

      Notes to Financial Statements                                                    6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                     9

PART II.    OTHER INFORMATION                                                         11


SIGNATURES                                                                            12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-2, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      101,662       $      124,601
              Nonoperating interests income receivable                                         37,002               51,585
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       138,664              176,186
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        1,608,023            1,601,623
         Less-Accumulated amortization                                                     (1,187,290)          (1,149,592)
                                                                                       ---------------     ----------------
                                                                                              420,733              452,031
                                                                                       ---------------     ----------------
                                                                                       $      559,397       $      628,217
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        1,684       $        5,304
                                                                                       ---------------     ----------------

         Partners' Capital                                                                    557,713              622,913
                                                                                       ---------------     ----------------
                                                                                       $      559,397       $      628,217
                                                                                       ===============     ================



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-2, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                   Nine Months Ended
                                                        September 30,                       September 30,
                                               ---------------------------------  ----------------------------------
                                                     1997         1996                  1997              1996
                                               ---------------   ---------------  ---------------    ---------------
REVENUES:
   Income from nonoperating interests         $        27,627   $        31,652  $        79,754   $        132,778
   Interest income                                      1,321             1,270            4,090              1,743
                                               ---------------   ---------------  ---------------    ---------------
                                                       28,948            32,922           83,844            134,521
                                               ---------------   ---------------  ---------------    ---------------

COSTS AND EXPENSES:
   Amortization                                        13,760            12,341           37,698             48,131
   General and administrative                           5,051             6,346           19,389             19,994
                                               ---------------   ---------------  ---------------    ---------------
                                                       18,811            18,687           57,087             68,125
                                               ---------------   ---------------  ---------------    ---------------
NET INCOME (LOSS)                             $        10,137   $        14,235  $        26,757   $         66,396
                                               ===============   ===============  ===============    ===============



Limited Partners' net income (loss)
   per unit                                   $           .55   $           .77  $          1.44   $           3.58
                                               ===============   ===============  ===============    ===============



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-2, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                               ----------------------------------------
                                                                                    1997                     1996
                                                                               -------------            ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       26,757          $        66,396
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      37,698                   48,131
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 14,583                   (3,538)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                      79,038                  110,989
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                       (7,174)                 (10,275)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                                            774                   84,658
    Increase (decrease) in payable related to excess costs                              (3,620)                  (1,112)
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                     (10,020)                  73,271
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (91,957)                 (80,806)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (22,939)                 103,454
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       124,601                   17,572
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      101,662          $       121,026
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

(3)  Significant Accounting Policies -

      Use of Estimates --

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Certain reclassification have been made to prior year amounts to conform to the current year presentation.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

      Income from nonoperating interests decreased 13 percent in the current quarter of 1997 when compared to the third quarter in 1996. Oil and gas sales declined $5,426 or 11 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased oil and gas prices. A decline of 25 percent or $5.34/BBL in oil prices and 11 percent or $.30/MCF in gas prices had a significant impact on partnership performance. Current quarter gas production increased 10 percent when compared to third quarter 1996 gas production, partially offsetting the effect of the decreased prices.

      Associated amortization expense increased 11 percent or $1,419.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-2, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

      Income from nonoperating interests decreased 40 percent in the current period of 1997 when compared to the corresponding period in 1996. Oil and gas sales decreased $53,410 or 30 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 24 percent in gas production and 39 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 4 percent or $.11/MCF partially offset the production declines.

      Associated amortization expense declined 22 percent or $10,433.

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


                                      SWIFT ENERGY MANAGED PENSION
                                      ASSETS PARTNERSHIP 1988-2, LTD.
                                      (Registrant)

                           By:        SWIFT ENERGY COMPANY
                                      Managing General Partner


Date:  November 4, 1997    By:        /s/ John R. Alden
       ----------------               -----------------------------------------
                                      John R. Alden
                                      Senior Vice President, Secretary
                                      and Principal Financial Officer

Date:  November 4, 1997    By:        /s/ Alton D. Heckaman, Jr.
       ----------------               -----------------------------------------
                                      Alton D. Heckaman, Jr.
                                      Vice President, Controller
                                      and Principal Accounting Officer