Form 10-K405
period 1997-12-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2 LTD
filed 1998-03-25
CIK 850425

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to ________________


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


                         16825 Northchase Dr., Suite 400
                              Houston, Texas 77060
                                 (281) 874-2700
          (Address and telephone number of principal executive offices)


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

                       Documents Incorporated by Reference

Document                                          Incorporated as to

    Registration Statement No. 33-19721              Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1997

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

         The Partnership is principally engaged in the business of acquiring nonoperating interests (i.e., net profits interests, royalty interests and overriding royalty interests) in proven oil and gas properties within the continental United States. The Partnership does not acquire working interests in or operate oil and gas properties, and does not engage in drilling activities. At December 31, 1997, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organizational fees and expenses) in the acquisition and development of nonoperating interests in producing properties, which properties are described under Item 2, "Properties" below. The Partnership's income is derived almost entirely from its nonoperating interests and the disposition thereof.

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

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1997 the Operating Partnerships have conveyed to the Registrant net profits interests of 45% and 37%, respectively, burdening certain depths of all producing properties acquired by the Operating Partnerships thereunder. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The net profits interest conveyed to the Registrant under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties conveyed under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Registrant is entitled. The net profits interest conveyed to the Registrant burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2, LTD.


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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1997, Swift had 194 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2, LTD.


Item 2.  Nonoperating Interests in Properties

         As of December 31, 1997, the Partnership has acquired nonoperating interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. Approximately 62% of the value is from the AWP Field in McMullen County, Texas (Shell Oil Company acquisition). There are 69 producing wells from the Olmos formation in this field.

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

Production and Sales Price

         The following table summarizes the volumes of the Partnership's net nonoperating interests in oil and gas production expressed in MCFs. Equivalent MCFs are obtained by converting oil to gas on the basis of their relative energy content; one barrel equals 6,000 cubic feet of gas. Average Net Nonoperating Interest Price per Equivalent MCF is determined by dividing the related oil and gas revenue from nonoperating interests by the equivalent MCF's.

                                              Net Production
                                     -------------------------------
                                            For the Years Ended
                                               December 31,
                                     -------------------------------
                                      1997        1996        1995
                                     ------      ------      -------
Net Volumes (Equivalent MCFs)        56,875      81,561      102,252

Average Net Nonoperating
   Interest Price per
   Equivalent MCF                    $1.93       $2.20       $1.11

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1997, 1996 and 1995. The Partnership does not itself own a direct interest in proved reserves. The proved reserve estimates shown below represent an estimate of the proved reserves owned by the Operating Partnership equal to the percentage net profits interest conveyed to the Partnership by the Operating Partnership. All of the Partnership's nonoperating interests in proved reserves are located in the United States.

                                                                      December 31,
                                    ---------------------------------------------------------------
                                            1997                      1996                        1995
                                    --------------------      --------------------      --------------------
                                                Natural                   Natural                    Natural
                                      Oil         Gas           Oil         Gas          Oil          Gas
                                    -------     --------      -------     --------      -------      -------
                                     (BBLS)      (MMCF)        (BBLS)      (MMCF)        (BBLS)       (MMCF)
Proved developed
   reserves at end of year           18,159          300       23,431          380       36,296          521
                                     ------          ---       ------          ---       ------          ---
Proved reserves
   Balance at beginning
     of year                         29,095          454       41,611          600       59,481          635

   Extensions, discoveries
     and other additions                 --           --           --           --           --           --

   Revisions of previous
     estimates                       (2,413)         (47)      (4,187)          (3)      (8,763)          25

   Sales of minerals in
     place                               --           --       (3,164)         (92)      (2,154)          --

   Production                        (3,153)         (38)      (5,165)         (51)      (6,953)         (60)
                                     ------          ---       ------          ---       ------          ---

   Balance at end of year            23,529          369       29,095          454       41,611          600
                                     ------         ----       ------        -----      -------         ----


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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2, LTD.


         The following table summarizes by acquisition the Registrant's proved reserves equal to the percentage net profits interests conveyed by the Operating Partnership and its nonoperating interests in gross and net producing oil and gas wells as of December 31, 1997:

                                                                 Reserves
                                                             December 31, 1997
                                                           ---------------------

                                                                   Natural              Wells
                                                          Oil        Gas         -----------------
Acquisition                State(s)                     (BBLS)     (MMCF)        Gross       Net
-----------                ---------                    ------     -------       -----     -------
Shell Oil Company          TX                           10,040         254          67       0.580
Union Pacific              AR, KS, NM,
                           OK, TX                       12,928          58         127       1.011
Allstate                   KS, LA, OK                      168          57         158       3.070
Maxus                      WY                              393          --          11       0.008
                                                        ------         ---        ----       -----

                                                        23,529         369         363       4.669
                                                        ------         ---        ----       -----

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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1997 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1997 and the date of this report.

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

Holders

         As of December 31, 1997, there were 180 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ending December 31, 1996 and 1997, the Partnership distributed a total of $97,400 and $102,200, respectively, to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1998, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2, LTD.

Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1997, 1996, 1995, 1994 and 1993, should be read in conjunction with the financial statements included in Item 8:

                                  1997               1996               1995              1994             1993
                              ------------       ------------       ------------      ------------     ------------
Revenues                   $     120,190      $     191,752      $      117,958    $     170,063     $     217,498
Income (Loss)              $      39,784      $      91,433      $       12,160    $    (179,067)    $      62,252
Total Assets               $     551,123      $     628,217      $      645,854    $     706,279     $   1,022,374
Cash Distributions         $     115,127      $     111,147      $       73,023    $     136,367     $     335,715
Long Term Obligations      $          --      $          --      $           --    $          --     $          --
Limited Partners' Net
  Income (Loss)Per Unit    $        1.99      $        4.52      $          .58    $      (12.47)    $        2.50
Limited Partners'
  Cash Distribution
  Per Unit                 $        5.51      $        5.25      $         3.48    $        6.58     $       16.50

Item 7. Management's Discussion and Analysis of Financial Condition and Results of
         Operations

Liquidity and Capital Resources

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $105,997, $146,801 and $77,323 in 1997, 1996 and 1995, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Capital expenditures in 1997, 1996 and 1995 totaled $8,714, $12,468 and $34,176, respectively. Cash distributions to partners totaled $115,127, $111,147 and $73,023 in 1997, 1996 and 1995, respectively.

Results of Operations

         Income from nonoperating interests decreased 39 percent in 1997 over 1996. Oil and gas sales decreased 30 percent in 1997 vs. 1996. Production volumes decreased 30 percent due to a 25 percent gas production decrease and a 39 percent oil production decline. The decrease in production, due in part to accelerated production declines on mature wells, had a significant impact on partnership performance. The partnership's sale of several low value properties in 1996 and 1997 also had an impact on 1997 partnership performance. A decline in the 1997 oil prices of 8 percent or $1.48/BBL further contributed to the partnership's decreased revenues. An increase in the 1997 gas prices of 6 percent or $.18/MCF partially offset the production declines.

         Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Total amortization expense decreased 22 percent in 1997 when compared to 1996, primarily due to the 30 percent production volume decrease. No additional provision for amortization was recorded in 1997 or 1996.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2, LTD.


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

         Total amortization expense for 1996 decreased 14 percent or $10,792 when compared to 1995. Normal amortization expense decreased 20 percent or $10,705 in 1996 when compared to 1995, relating to the 11 percent decrease in production volumes.

         The Partnership recorded an additional provision in amortization in 1995 of $87, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties resulting in a full cost ceiling impairment.

         During 1998, Partnership revenues and costs will be shared between the limited and general partners in a 90:10 ratio, based on the annualized rate of cash distributions by the Partnership during a certain period prior to December 31, 1997. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 1998, the Managing General Partner anticipates that the Partnership sharing ratio will continue to be 90:10.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of February 18, 1998 regarding the directors and executive officers of Swift.

                                             Position(s) with
         Name             Age            Swift and Other Companies
         ----             ---            -------------------------
                                    DIRECTORS

A. Earl Swift             64        Chief Executive Officer and
                                    Chairman of the Board

Virgil N. Swift           69        Executive Vice President - Business
                                    Development, Vice Chairman of the Board

G. Robert Evans           66        Director of Swift; Chairman of the Board,
                                    Material Sciences Corporation;
                                    Director, Consolidated Freightways, Inc.,
                                    Fibreboard  Corporation,   Elco  Industries,
                                    and Old Second Bancorp

Raymond O. Loen           73        Director of Swift; President, R. O. Loen
                                    Company

Henry C. Montgomery       62        Director of Swift; Chairman of the Board,
                                    Montgomery Financial Services Corporation;
                                    Director, Southwall Technology Corporation

Clyde W. Smith, Jr.       49        Director of Swift; President, Somerset
                                    Properties, Inc.

Harold J. Withrow         70        Director of Swift

                                    EXECUTIVE OFFICERS

Terry E. Swift            42        President, Chief Operating Officer

John R. Alden             52        Senior Vice President - Finance,
                                    Chief Financial Officer and Secretary

Bruce H. Vincent          50        Senior Vice President - Funds Management

James M. Kitterman        53        Senior Vice President - Operations

Joe A. D'Amico            49        Senior Vice President- Exploration and
                                    Development

Alton D. Heckaman, Jr.    40        Vice President - Finance and
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

Item 13.  Certain Relationships and Related Transactions

         As noted in Item 10, "Directors and Executive Officers of the Registrant," above, the Partnership has no executive officers or directors, and thus has not engaged in any transactions in which any such person had an interest. The Partnership is permitted to engage in certain transactions with Swift as Managing General Partner and VJM as Special General Partner, subject to extensive guidelines and restrictions as described in the "Conflicts of Interest" section of the Amended Prospectus contained in the Registration Statement, which is incorporated herein by reference.

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


                                     III-2

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2, LTD.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a(1)     FINANCIAL STATEMENTS                                   PAGE NO.
                                                                      --------
               Report of Independent Public Accountants                 IV-3

               Balance Sheets as of December 31, 1997 and 1996          IV-4

               Statements of Operations for the years ended
                  December 31, 1997, 1996 and 1995                      IV-5

               Statements of Partners' Capital for the years ended
                  December 31, 1997, 1996 and 1995                      IV-6

               Statements of Cash Flows for the years ended
                  December 31, 1997, 1996 and 1995                      IV-7

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1997.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2, LTD.


Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1997 fiscal year, or proxy statement, form of proxy or other proxy soliciting material has been sent to Limited Partners of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Swift Energy Managed Pension Assets Partnership 1988-2, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Managed Pension Assets Partnership 1988-2, Ltd., (a Texas limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Managed Pension Assets Partnership 1988-2, Ltd., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.






                                                ARTHUR ANDERSEN LLP




Houston, Texas
February 10, 1998

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-2, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                                                                            1997                 1996
                                                                                       ---------------     ----------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      110,632       $      124,601
              Nonoperating interests income receivable                                         33,979               51,585
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       144,611              176,186
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        1,606,462            1,601,623
         Less-Accumulated amortization                                                     (1,199,950)          (1,149,592)
                                                                                       ---------------     ----------------
                                                                                              406,512              452,031
                                                                                       ---------------     ----------------
                                                                                       $      551,123       $      628,217
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        3,553       $        5,304
                                                                                       ---------------     ----------------

         Limited Partners' Capital (18,562 Limited Partnership Units;
                                    $100 per unit)                                            547,558              618,145
         General Partners' Capital                                                                 12                4,768
                                                                                       --------------       --------------
                   Total Partners' Capital                                                    547,570              622,913
                                                                                       ---------------     ----------------
                                                                                       $      551,123       $      628,217
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-2, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995






                                                                      1997             1996              1995
                                                                ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests                           $       114,833  $       188,549   $       117,286
   Interest income                                                        5,357            3,203               672
                                                                ---------------  ---------------   ---------------
                                                                        120,190          191,752           117,958
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization -
         Normal provision                                                50,358           64,412            75,117
         Additional provision                                                --               --                87
   General and administrative                                            30,048           35,907            30,594
                                                                ---------------  ---------------   ---------------
                                                                         80,406          100,319           105,798
                                                                ---------------  ---------------   ---------------
INCOME (LOSS)                                                   $        39,784  $        91,433   $        12,160
                                                                ===============  ===============   ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-2, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                  Limited          General          Combining
                                                  Partners         Partners         Adjustment           Total
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1994                         $       653,287   $         8,830  $        41,373     $      703,490

Income (Loss)                                          10,736             5,685           (4,261)            12,160

Cash Distributions                                    (64,600)           (8,423)              --            (73,023)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1995                                 599,423             6,092           37,112            642,627
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                          83,816            12,423           (4,806)            91,433

Cash Distributions                                    (97,400)          (13,747)              --           (111,147)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1996                                 585,839             4,768           32,306            622,913
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                          36,877             8,171           (5,264)            39,784

Cash Distributions                                   (102,200)          (12,927)              --           (115,127)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1997                         $       520,516   $            12  $        27,042     $      547,570
                                              ===============   ===============  ===============    ===============



Limited Partners' net income (loss)
    per unit

      1995                                    $           .58
                                              ===============
      1996                                    $          4.52
                                              ===============
      1997                                    $          1.99
                                              ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-2, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                       1997             1996              1995
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                                $        39,784   $        91,433  $        12,160
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        50,358            64,412           75,204
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                   17,606           (11,121)         (10,479)
        Increase (decrease) in accounts payable                                           (1,751)            2,077             (438)
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) operating activities                    105,997           146,801           77,323
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                         (8,714)          (12,468)         (34,176)
    Proceeds from sales of nonoperating interests in oil and gas properties                3,875            83,843           46,342
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) investing activities                     (4,839)           71,375           12,166
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                      (115,127)         (111,147)         (73,023)
                                                                                 ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (13,969)          107,029           16,466
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           124,601            17,572            1,106
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $       110,632   $       124,601  $        17,572
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

         Initially, all continuing costs (including general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, as defined, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. Payout had not occurred as of December 31, 1997.

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

Nonoperating Interests in Oil and Gas Properties --

         The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statements.

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

Cash and Cash Equivalents --

         Highly liquid debt instruments with an initial maturity of three months or less are considered to be cash equivalents.

Reclassifications --

         Certain reclassifications have been made to the prior year balances to conform with the current year presentation.

(3) Acquisition of Nonoperating Interests in Oil and Gas Property Costs -

         Effective February 10, 1989, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Income Partners 1988-2, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs as defined. Property acquisition costs are amounts actually paid by the Operating Partnership for the properties plus costs incurred by the Operating Partnership in acquiring the properties and costs related to screening and evaluation of properties not acquired. In 1997, 1996 and 1995, the Partnership acquired nonoperating interests in producing oil and gas properties for j$8,714, $12,468 and $34,176, respectively.

         During 1995, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in an additional provision for amortization of $87.

(4) Related-Party Transactions -

         An affiliate of the Special General Partner, as Dealer Manager, received $45,155 for managing and overseeing the offering of limited partnership units.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         A one-time management fee of $46,405 was paid to Swift in 1989 for services performed for the Partnership. During 1997, 1996 and 1995, the Partnership paid Swift $22,345, $27,843 and $22,231, respectively, as general and administrative overhead allowances.

(5) Federal Income Taxes -

         The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's royalty income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Royalty income reported on the Partnership's federal return of income for the years ended December 31, 1997, 1996 and 1995 was $85,181, $189,788 and $46,949, respectively. The difference between royalty income for federal income tax purposes reported by the Partnership and income or loss from nonoperating interests reported herein primarily results from the exclusion of amortization (as described below) from ordinary income reported in the Partnership's federal return of income.

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

         In the normal course of business, the Partnership extends credit, primarily in the form of monthly oil and gas sales receivables, to various companies in the oil and gas industry which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the Partnership generally does not require collateral or other security to support customer receivables.

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



                                             SWIFT ENERGY MANAGED PENSION
                                             ASSETS PARTNERSHIP 1988-2, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      February 18, 1998                 By:      s/b A. Earl Swift
           -----------------                 -----------------------------------
                                             A. Earl Swift
                                             Chief Executive Officer

Date:      February 18, 1998                 By:      s/b John R. Alden
           -----------------                 -----------------------------------
                                             John R. Alden
                                             Principal Financial Officer

Date:      February 18, 1998                 By:      s/b Alton D. Heckaman, Jr.
           -----------------                 -----------------------------------
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

                                             SWIFT ENERGY MANAGED PENSION
                                             ASSETS PARTNERSHIP 1988-2, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:     February 18, 1998                  By:      s/b A. Earl Swift
          -----------------                  -----------------------------------
                                             A. Earl Swift
                                             Director and Principal
                                             Executive Officer

Date:     February 18, 1998                  By:      s/b Virgil N. Swift
          -----------------                  -----------------------------------
                                             Virgil N. Swift
                                             Director and Executive
                                             Vice President - Business
                                             Development

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2, LTD.


Date:      February 18, 1998                 By:      s/b G. Robert Evans
           -----------------                 -----------------------------------
                                             G. Robert Evans
                                             Director

Date:      February 18, 1998                 By:      s/b Raymond O. Loen
           -----------------                 -----------------------------------
                                             Raymond O. Loen
                                             Director

Date:      February 18, 1998                 By:      s/b Henry C. Montgomery
           -----------------                 -----------------------------------
                                             Henry C. Montgomery
                                             Director

Date:      February 18, 1998                 By:      s/b Clyde W. Smith, Jr.
           -----------------                 -----------------------------------
                                             Clyde W. Smith, Jr.
                                             Director

Date:      February 18, 1998                 By:      s/b Harold J. Withrow
           -----------------                 -----------------------------------
                                             Harold J. Withrow
                                             Director