Form 10-Q
period 1998-06-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2 LTD
filed 1998-08-13
CIK 850425

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                          PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1998 and December 31, 1997                                      3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997           4

            Statements of Cash Flows

                - Six month periods ended June 30, 1998 and 1997                           5

            Notes to Financial Statements                                                  6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                   8

PART II.    OTHER INFORMATION                                                             10


SIGNATURES                                                                                11

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-2, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       83,236       $      110,632
              Nonoperating interests income receivable                                         23,505               33,979
                                                                                       ---------------     ----------------
                  Total Current Assets                                                        106,741              144,611
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        1,623,065            1,606,462
         Less-Accumulated amortization                                                     (1,225,964)          (1,199,950)
                                                                                       ---------------     ----------------
                                                                                              397,101              406,512
                                                                                       ---------------     ----------------
                                                                                       $      503,842       $      551,123
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        2,868       $        3,553
                                                                                       ---------------     ----------------

         Limited Partners' Capital (18,562 Limited Partnership Units;
                                   $100 per unit)                                             500,795              547,558
         General Partners' Capital                                                                179                   12
                                                                                       ---------------     ----------------
                  Total Partners' Capital                                                     500,974              547,570
                                                                                       ---------------     ----------------
                                                                                       $      503,842       $       551,123
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-2, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997             1998              1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        21,072   $        13,893  $        41,570   $        52,127
   Interest income                                      1,188             1,411            2,485             2,769
                                               ---------------   ---------------  ---------------   ---------------
                                                       22,260            15,304           44,055            54,896
                                               ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        13,837            10,881           26,014            23,938
   General and administrative                           8,603             6,700           16,091            14,338
                                               ---------------   ---------------  ---------------   ---------------
                                                       22,440            17,581           42,105            38,276
                                               ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $          (180)  $        (2,277) $         1,950   $        16,620
                                               ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          (.01)  $          (.12) $           .11   $           .90
                                               ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-2, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                    1998                     1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $        1,950          $        16,620
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      26,014                   23,938
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 10,474                   18,592
        Increase (decrease) in accounts payable                                           (685)                  (3,071)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                               37,753                   56,079
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                      (16,603)                  (4,343)
    Proceeds from sales of nonoperating interests in oil and gas properties                 --                      774
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                              (16,603)                  (3,569)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (48,546)                 (67,475)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (27,396)                 (14,965)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       110,632                  124,601
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       83,236          $       109,636
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

     Nonoperating Interests in Oil and Gas Properties --

                  The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $37,753 and $56,079 for the six months ended June 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $48,546 and $67,475 for the six months ended June 30, 1998 and 1997, respectively.

      Under the NP/OR Agreement, the Managing General Partner acquires interests in oil and gas properties from outside parties and sells these interests to affiliated operating partnerships, who in turn creates and sells to the Partnership nonoperating interests in these same oil and gas properties.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1998 (current quarter) when compared to the quarter ended June 30, 1997 (corresponding quarter), and for the six months ended June 30, 1998 (current period), when compared to the six months ended June 30, 1997 (corresponding period).

Three Months Ended June 30, 1998 and 1997

      Income from nonoperating interests increased 52 percent in the second quarter of 1998 when compared to the same quarter in 1997. Oil and gas sales increased $3,230 or 11 percent in the second quarter of 1998 when compared to the same period in 1997, primarily due to increased gas production and prices. An increase in gas production of 10 percent or $.21/MCF had a significant impact on partnership performance. Current quarter oil prices declined 31 percent or $5.36/BBL when compared to second quarter 1997 production volumes, partially offsetting the effect of increased gas prices and production.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-2, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Associated amortization expense increased 27 percent or $2,956.

Six Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 20 percent in the first six months of 1998 when compared to the same period in 1997. Oil and gas sales declined $18,777 or 23 percent in the first six months of 1998 when compared to the corresponding period in 1997, primarily due to decreased gas and oil prices. A decline in gas prices of 25 percent or $.73/MCF and in oil prices of 33 percent or $6.00/BBL, had a significant impact on partnership performance. Declines in gas and oil prices were partially offset by an increase in oil and gas production of 13 percent and 4 percent, respectively, when compared to the first six months of 1997 production.

      Associated amortization expense increased 9 percent or $2,076 in 1998 compared to the first six months of 1997.

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

Date:     August 4, 1998        By:        /s/ John R. Alden
          --------------                   --------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     August 4, 1998        By:        /s/ Alton D. Heckaman, Jr.
          --------------                   --------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer