Form 10-Q
period 1999-03-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2 LTD
filed 1999-05-11
CIK 850425

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1999 and December 31, 1998                  3

            Statements of Operations

                - Three month periods ended March 31, 1999 and 1998     4

            Statements of Cash Flows

                - Three month periods ended March 31, 1999 and 1998     5

            Notes to Financial Statements                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations               10

PART II.    OTHER INFORMATION                                          11


SIGNATURES                                                             12

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,          December 31,
                                                                                            1999                 1998
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       69,915       $       77,407
              Nonoperating interests income receivable                                         54,793               11,081
                                                                                       ---------------      ---------------
                  Total Current Assets                                                        124,708               88,488
                                                                                       ---------------      ---------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        1,589,941            1,627,630
         Less-Accumulated amortization                                                     (1,339,908)          (1,328,400)
                                                                                       ---------------      ---------------
                                                                                              250,033              299,230
                                                                                       ---------------      ---------------
                                                                                       $      374,741       $      387,718
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        4,791       $        4,506
                                                                                       ---------------      ---------------

         Limited Partners' Capital (18,562 Limited Partnership Units;
                                   $100 per unit)                                             369,718              383,153
         General Partners' Capital                                                                232                   59
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                     369,950              383,212
                                                                                       ---------------      ---------------
                                                                                       $      374,741       $      387,718
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                       1999              1998
                                                                                 ---------------   ---------------
         REVENUES:
             Income from nonoperating interests                                  $        16,315   $        20,498
             Interest income                                                                 811             1,297
                                                                                 ---------------   ---------------
                                                                                          17,126            21,795
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization                                                                 11,508            12,177
             General and administrative                                                   10,698             7,488
                                                                                 ---------------   ---------------
                                                                                          22,206            19,665
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        (5,080)  $         2,130
                                                                                 ===============   ===============

         Limited Partners' net income (loss)
             per unit

         March 31, 1999                       $          (.30)
                                                 ============
         March 31, 1998                       $           .11
                                                 ============


                 See accompanying note to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                ---------------------------------------
                                                                                      1999                    1998
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $         (5,080)       $         2,130
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        11,508                 12,177
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                  (43,712)                 4,021
        Increase (decrease) in accounts payable                                              285                 (1,057)
                                                                                  --------------         --------------
               Net cash provided by (used in) operating activities                       (36,999)                17,271
                                                                                  --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to nonoperating interests in oil and gas properties                        (1,642)                (1,671)
     Proceeds from sale of nonoperating interests in oil and gas properties               39,331                     --
                                                                                  --------------         --------------
               Net cash provided by (used in) investing activities                        37,689                 (1,671)
                                                                                  --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                        (8,182)               (26,634)
                                                                                  --------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (7,492)               (11,034)
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          77,407                110,632
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $         69,915        $        99,598
                                                                                  ==============         ==============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1998 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by (used in) operating activities totaled $(36,999) and $17,271 for the three months ended March 31, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by proceeds from the sale of nonoperating interests in properties totaled $39,331 for the three months ended March 31, 1999. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $8,182 and $26,634 for the three months ended March 31, 1999 and 1998, respectively.

      Under the NP/OR Agreement, the Managing General Partner acquires interests in oil and gas properties from outside parties and sells these interests to an affiliated operating partnership, who in turn creates and sells to the Partnership nonoperating interests in these same oil and gas properties.

RESULTS OF OPERATIONS

      Income from nonoperating interests decreased 20 percent in the first quarter of 1999 when compared to the same quarter in 1998. Oil and gas sales declined $4,792 or 16 percent in the first quarter of 1999 when compared to the corresponding quarter in 1998 resulting from a decline in gas prices and the sale of certain properties during the quarter. Current quarter gas production increased 18 percent while oil production declined 32 percent when compared to first quarter 1998 production volumes. The sale of the Caprito field in Texas in February 1999, had an impact on oil production for the quarter. Gas prices declined 15 percent or $.32/MCF to an average of $1.86/MCF while oil prices remained flat at an average of $12.00/MCF for the quarter.

      Corresponding production costs per equivalent MCF decreased 7 percent in the first quarter of 1999 compared to the first quarter of 1998 as total production costs decreased 8 percent, relating to the property sales in the current quarter.

      Total amortization expense decreased 5 percent or $669 in 1999 compared to first quarter 1998.

      During 1999, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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

Date:     May 5, 1999             By:        /s/ John R. Alden
          -----------                        ----------------------------------
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

Date:     May 5, 1999             By:        /s/ Alton D. Heckaman, Jr.
          -----------                        ----------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer