Form 10-Q
period 1999-06-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2 LTD
filed 1999-08-06
CIK 850425

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                          PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1999 and December 31, 1998                                      3

            Statements of Operations

                - Three month and six month periods ended June 30, 1999 and 1998           4

            Statements of Cash Flows

                - Six month periods ended June 30, 1999 and 1998                           5

            Notes to Financial Statements                                                  6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                   9

PART II.    OTHER INFORMATION                                                             11


SIGNATURES                                                                                12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-2, LTD.
                                 BALANCE SHEETS



                                                                                  June 30,            December 31,
                                                                                    1999                  1998
                                                                               ---------------       ---------------
                                                                                (Unaudited)
ASSETS:

Current Assets:
     Cash and cash equivalents                                               $        104,907      $         77,407
     Nonoperating interests income receivable                                          15,233                11,081
                                                                               ---------------       ---------------
          Total Current Assets                                                        120,140                88,488
                                                                               ---------------       ---------------

Nonoperating interests in oil and gas
     properties, using full cost accounting                                         1,591,980             1,627,630
Less-Accumulated amortization                                                      (1,348,355)           (1,328,400)
                                                                               ---------------       ---------------
                                                                                      243,625               299,230
                                                                               ===============       ===============
                                                                             $        363,765      $        387,718
                                                                               ===============       ===============


LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts Payable                                                        $          1,674      $          4,506
                                                                               ---------------       ---------------


Limited Partners' Capital (18,562 Limited Partnership
                          Units; $100 per unit)                                       361,704               383,153
General Partners' Capital                                                                 387                    59
                                                                               ---------------       ---------------
          Total Partners' Capital                                                     362,091               383,212
                                                                               ===============       ===============
                                                                             $        363,765      $        387,718
                                                                               ===============       ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-2, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Three Months Ended                        Six Months Ended
                                                         June 30,                                 June 30,
                                             ---------------------------------        ---------------------------------
                                                 1999               1998                  1999               1998
                                             --------------     --------------        --------------     --------------
REVENUES:
     Income from nonoperating interests     $         15,949   $         21,072      $        32,264    $        41,570
     Interest income                                   1,065              1,188                1,876              2,485
                                              ---------------    ---------------       --------------     --------------
                                                      17,014             22,260               34,140             44,055
                                              ---------------    ---------------       --------------     --------------


COSTS AND EXPENSES:
     Amortization                                      8,447             13,837               19,955             26,014
     General and administrative                        7,955              8,603               18,653             16,091
                                              ---------------    ---------------       --------------     --------------
                                                      16,402             22,440               38,608             42,105
                                              ===============    ===============       ==============     ==============
NET INCOME (LOSS)                           $            612   $           (180)     $        (4,468)   $         1,950
                                              ===============    ===============       ==============     ==============




Limited Partners' net income (loss)
     per unit                               $          (0.01)  $          (0.01)     $         (0.30)   $          0.11
                                              ===============    ===============       ==============     ==============


                 See accompanying notes to financial statements

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-2, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                   -------------------------------------
                                                                                        1999                  1998
                                                                                   ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                               $         (4,468)     $          1,950
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Amortization                                                                     19,955                26,014
          Change in assets and liabilities:
               (Increase) decrease in nonoperating interests income receivable             (4,152)               10,474
               Increase (decrease) in accounts payable                                     (2,832)                 (685)
                                                                                   ---------------       ---------------
          Net cash provided by (used in) operating activities                               8,503                37,753
                                                                                   ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to nonoperating interests in oil and gas properties                         (3,593)              (16,603)
     Proceeds from sales of nonoperating interests in oil and gas properties               39,243                    --
                                                                                   ---------------       ---------------
          Net cash provided by (used in) investing activities                              35,650               (16,603)
                                                                                   ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash Distributions to partners                                                       (16,653)              (48,546)
                                                                                   ---------------       ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       27,500               (27,396)
                                                                                   ---------------       ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           77,407               110,632
                                                                                   ===============       ===============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $        104,907      $         83,236
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

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-2, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(7)  Year 2000 -

                  The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the years 1900 and 2000. The Managing General Partner is currently implementing the steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps include upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner has either replaced or updated mission critical systems and expects to complete testing during the third quarter of 1999 and continue remedial actions as needed.

                  The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code can be made by upgrading this software. The Managing General Partner is currently in the process of either upgrading the off-the-shelf software or receiving certification as to Year 2000 compliance from vendors or third party consultants. A testing phase is being conducted as the software is updated or certified and is expected to be completed during the third quarter of 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $8,503 and $37,753 for the six months ended June 30, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by proceeds from the sale of nonoperating interests in properties totaled $39,243 for the six months ended June 30, 1999. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $16,653 and $48,546 for the six months ended June 30, 1999 and 1998, respectively.

      Under the NP/OR Agreement, the Managing General Partner acquires interests in oil and gas properties from outside parties and sells these interests to affiliated operating partnerships, who in turn creates and sells to the Partnership nonoperating interests in these same oil and gas properties.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1999 (current quarter) when compared to the quarter ended June 30, 1998 (corresponding quarter), and for the six months ended June 30, 1999 (current period), when compared to the six months ended June 30, 1998 (corresponding period).

Three Months Ended June 30, 1999 and 1998

      Income from nonoperating interests decreased 24 percent in the second quarter of 1999 when compared to the same quarter in 1998. Oil and gas sales declined $8,566 or 25 percent in the second quarter of 1999 when compared to the corresponding quarter in 1998, primarily due to decreased oil and gas production. Current quarter oil and gas production declined 40 percent and 33 percent, respectively, when compared to second quarter 1998 production volumes. The partnership's sale of properties in the first quarter of 1999 had an impact on the partnership's production decline. Oil prices increased 29 percent or $3.51/BBL to an average of $15.56/BBL and gas prices increased 12 percent or $.26/MCF to an average of $2.49/MCF for the quarter.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-2, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Corresponding production costs per equivalent MCF increased 10 percent in the second quarter of 1999 compared to the second quarter of 1998 while total production costs decreased 29 percent, relating to the property sales.

      Associated amortization expense decreased 39 percent or $5,390 in 1999 compared to second quarter 1998, also related to the decline in production volumes.

Six Months Ended June 30, 1999 and 1998

      Income from nonoperating interests decreased 22 percent in the first six months of 1999 when compared to the same period in 1998. Oil and gas sales declined $13,358 or 21 percent in the first six months of 1999 when compared to the corresponding period in 1998, primarily due to decreased oil and gas production. Current period oil and gas production declined 36 percent and 10 percent, respectively, when compared to the same period in 1998. The partnership's sale of properties in the first quarter of 1999 had an impact on the partnership's production decline. Oil prices increased 11 percent or $1.35/BBL to an average of $13.59/BBL and gas prices decreased 4 percent or $.09 MCF to an average of $2.12/MCF for the current period.

      Corresponding production costs per equivalent MCF remained steady in the first six months of 1999 compared to the corresponding period in 1998 while total production costs decreased 20 percent, relating to the property sales.

      Associated amoritzation expense decreased 23 percent or $6,059 in 1999 compared to the first six months of 1998, also related to the decline in production volumes.

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

Date:     August 4, 1999        By:        /s/ John R. Alden
          --------------                   --------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     August 4, 1999        By:        /s/ Alton D. Heckaman, Jr.
          --------------                   --------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer