Form 10-K
period 1999-12-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2 LTD
filed 2000-03-28
CIK 850425

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from            to
                                             ----------    ---------


                         Commission File number 0-18357

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

                                Yes   X   No
                                   -----    -----

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

                       Documents Incorporated by Reference

Document                                          Incorporated as to

    Registration Statement No. 33-19721             Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1999

                          SWIFT ENERGY MANAGED PENSION

                         ASSETS PARTNERSHIP 1988-2, LTD.

ITEM NO.                                    PART I                                 PAGE
--------                                    ------                                 ----
   1                       Business                                                 I-1
   2                       Properties                                               I-5
   3                       Legal Proceedings                                        I-7
   4                       Submission of Matters to a Vote of
                             Security Holders                                       I-7


                                         PART II
                                         -------
   5                       Market Price of and Distributions on the
                             Registrant's Units and Related Limited
                             Partner Matters                                       II-1
   6                       Selected Financial Data                                 II-2
   7                       Management's Discussion and Analysis of
                             Financial Condition and Results of Operations         II-2
   8                       Financial Statements and Supplementary Data             II-4
   9                       Disagreements on Accounting and Financial
                             Disclosure                                            II-4


                                       PART III
                                       --------
  10                       Directors and Executive Officers of the
                             Registrant                                            III-1
  11                       Executive Compensation                                  III-2
  12                       Security Ownership of Certain Beneficial
                             Owners and Management                                 III-2
  13                       Certain Relationships and Related Transactions          III-2


                                     PART IV
                                     -------
  14                       Exhibits, Financial Statement Schedules
                             and Reports on Form 8-K                               IV-1


                                      OTHER
                                      -----
                           Signatures

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

Liquidation

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2, LTD.


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

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1999, the Operating Partnerships have conveyed to the Registrant net profits interests of 45% and 37%, respectively, burdening certain depths of all producing properties acquired by the Operating Partnerships thereunder. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The net profits interest conveyed to the Registrant under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties conveyed under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Registrant is entitled. The net profits interest conveyed to the Registrant burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1999, Swift had 173 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2, LTD.


Item 2.  Nonoperating Interests in Properties

         As of December 31, 1999, the Partnership has acquired nonoperating interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. Approximately 66% of the value is from the AWP Field in McMullen County, Texas (Shell Oil Company acquisition). There are 69 producing wells from the Olmos formation in this field.

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

Production and Sales Price

         The following table summarizes the volumes of the Partnership's net nonoperating interests in oil and gas production expressed in MCFs. Equivalent MCFs are obtained by converting oil to gas on the basis of their relative energy content; one barrel equals 6,000 cubic feet of gas. Average Net Nonoperating Interest Price per Equivalent MCF is determined by dividing the related oil and gas revenue from nonoperating interests by the equivalent MCF's produced.

                                                       Net Production
                                         -------------------------------------------
                                                     For the Years Ended
                                                        December 31,
                                         -------------------------------------------
                                           1999             1998              1997
                                         -------           -------           -------
Net Volumes (Equivalent MCFs)             44,090            53,177            56,875

Average Net Nonoperating
   Interest Price per
   Equivalent MCF                         $1.72             $1.26             $1.93

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1999, 1998 and 1997. The Partnership does not itself own a direct interest in proved reserves. The proved reserve estimates shown below represent an estimate of the proved reserves owned by the Operating Partnership equal to the percentage net profits interest conveyed to the Partnership by the Operating Partnership. All of the Partnership's nonoperating interests in proved reserves are located in the United States.

                                                                      December 31,
                                    --------------------------------------------------------------------------------
                                            1999                          1998                        1997
                                    ---------------------      ------------------------      -----------------------
                                                   Natural                      Natural                      Natural
                                      Oil           Gas           Oil            Gas           Oil             Gas
                                    -------        ------      -------         --------      --------        -------
                                     (BBLS)        (MMCF)        (BBLS)         (MMCF)        (BBLS)          (MMCF)
Proved developed
   reserves at end of year           11,642           238        16,007             252        18,159            300
                                    =======        ======      ========         =======      ========        =======
Proved reserves
   Balance at beginning
     of year                         20,739           301        23,529             369        29,095            454

   Extensions, discoveries
     and other additions                303             5            --              --            --             --

   Revisions of previous
     estimates                        4,901            53           409             (34)       (2,413)           (47)

   Sales of minerals in
     place                           (8,373)          (53)           --              --            --             --

   Production                        (2,006)          (32)       (3,199)            (34)       (3,153)           (38)
                                    -------         -----      --------         -------       -------        -------

   Balance at end of year            15,564           274        20,739             301        23,529            369
                                    =======        ======      ========         =======      ========        =======


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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2, LTD.


         The following table summarizes by acquisition the Registrant's proved reserves equal to the percentage net profits interests conveyed by the Operating Partnership and its nonoperating interests in gross and net producing oil and gas wells as of December 31, 1999:

                                                        Reserves
                                                    December 31, 1999
                                                  ---------------------
                                                                 Natural                  Wells
                                                Oil                Gas             -----------------------
Acquisition                 State(s)          (BBLS)             (MMCF)            Gross             Net
----------                 ---------         --------            ------            -----           -------
Shell Oil Company          TX                   9,031               194               67             0.580
Union Pacific              AR, KS, NM,
                           OK, TX               3,881                29              127             1.011
Allstate                   KS, LA, OK             138                51              158             3.070
Maxus                      WY                   2,514                --               11             0.008
                                             --------            ------            -----           -------
                                               15,564               274              363             4.669
                                             ========            ======            =====           =======


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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1999 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1999 and the date of this report.

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

Holders

         As of December 31, 1999, there were 179 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ending December 31, 1998 and 1999, the Partnership distributed a total of $65,900 and $44,500, respectively, to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2, LTD.


Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1999, 1998, 1997, 1996 and 1995, should be read in conjunction with the financial statements included in Item 8:

                                1999               1998               1997              1996             1995
                           -------------      -------------      --------------    -------------     -------------
Revenues                   $      79,376      $      74,215      $      120,190    $     191,752     $     117,958
Income (Loss)              $       4,894      $     (88,283)     $       39,784    $      91,433     $      12,160
Total Assets               $     345,193      $     387,718      $      551,123    $     628,217     $     645,854
Cash Distributions         $      47,846      $      76,075      $      115,127    $     111,147     $      73,023
Long Term Obligations      $          --      $          --      $           --    $          --     $          --
Limited Partners' Net
  Income (Loss) Per Unit   $         .37      $       (3.42)     $         1.99    $        4.52     $         .58
Limited Partners' Cash
  Distributions Per Unit   $        2.40      $        3.55      $         5.51    $        5.25     $        3.48


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidation

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

      Net cash provided by operating activities totaled $34,207, $64,018 and $105,997 in 1999, 1998 and 1997, respectively. The decrease in cash provided by operating activities in 1999 is related to changes in assets and liabilities. Cash provided by proceeds from the sale of nonoperating interests in properties totaled $39,890 and $3,875 in 1999 and 1997, respectively. Capital expenditures in 1999, 1998 and 1997 totaled $12,097, $21,168 and $8,714, respectively. Cash distributions to partners totaled $47,846, $76,075 and $115,127 in 1999, 1998 and 1997, respectively. In 1999, cash distributions were effected by production declines from the Partnership's depleting property interests and low oil and gas prices received during the first part of this year.

      The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. As of December 31, 1999, the Partnership anticipates that its net profits interest will be burdened with approximately $10,407 and $22,300 over the next two years, respectively, to develop and enhance the proved oil and gas reserves related to its nonoperating property interests. Under the NP/OR Agreement, the Managing General Partner acquires interests in oil and gas properties from outside parties and sells these interests to affiliated operating partnerships, who in turn creates and sells to the Partnership nonoperating interests in these same oil and gas properties.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2, LTD.


Results of Operations

         Income from nonoperating interests increased 7 percent in 1999 over 1998. Oil and gas sales declined $473 in 1999 vs. 1998, primarily due to decreased oil and gas production. In 1999, production volumes decreased 17 percent as oil and gas production declined 37 percent and 6 percent, respectively, when compared to 1998. Production declines were related to normal depletion and the Partnership's property sales. Oil prices increased 52 percent or $5.90/BBL to an average of $17.32/BBL and gas prices increased 12 percent or $0.27/MCF to an average of $2.53/MCF for 1999. Increased oil and gas prices helped offset the effect of decreased production.

         Corresponding production costs per equivalent MCF increased 5 percent in 1999 compared to 1998, and total production costs decreased 14 percent in 1999, due to production declines.

         Total amortization expense for 1999 decreased 72 percent or $92,531 when compared to 1998. In 1998, two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 24 percent or $11,652 in 1999 compared to 1998, related to the decline in production volumes.

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

         During 2000, Partnership revenues and costs will be shared between the limited and general partners in a 85:15 ratio, based on Partnership payout having occurred during January 2000.

Year 2000

         The Year 2000 issue resulted from computer programs and embedded computer chips with date fields which could not distinguish between the years 1900 and 2000. The Managing General Partner implemented steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps included upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner either replaced or updated mission critical systems and completed testing before 2000 began.

         The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code were made by upgrading this software. In addition, the Managing General Partner received certification as to Year 2000 compliance from vendors or third party consultants.

         The costs incurred to address the Year 2000 issue with respect to the Managing General Partners' business systems did not have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues was less than $150,000, most of which was spent during the testing phase. The Partnership's share of this cost was insignificant.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2, LTD.


         The most reasonably likely worst case scenario would have been a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could have been prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner.

         As of the filing of this report, the Managing General Partner is not aware of any Year 2000 problems either experienced by it or by parties which it does business, and does not expect to experience such problems in the future.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2, LTD.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 10, 2000 regarding the directors and executive officers of Swift.

                                                                  Position(s) with
         Name                Age                              Swift and Other Companies
         ----                ---                              -------------------------
                                            DIRECTORS
                                            ---------
A. Earl Swift                66                          Chief Executive Officer and
                                                         Chairman of the Board

Virgil N. Swift              71                          Executive Vice President - Business
                                                         Development, Vice Chairman of the Board

G. Robert Evans              68                          Director of Swift; Chairman of the Board,
                                                         Material Sciences Corporation;
                                                         Director, Consolidated Freightways, Inc.,
                                                         Fibreboard  Corporation,   Elco  Industries,
and

                                                         Old Second Bancorp

Raymond O. Loen              75                          Director of Swift; President, R. O. Loen
                                                         Company

Henry C. Montgomery          64                          Director of Swift; Chairman of the Board,
                                                         Montgomery Financial Services Corporation;
                                                         Director, Southwall Technology Corporation

Clyde W. Smith, Jr.          51                          Director of Swift; President, Somerset
                                                         Properties, Inc.

Harold J. Withrow            72                          Director of Swift

                                            EXECUTIVE OFFICERS
                                            ------------------

Terry E. Swift               44                          President

Joe A. D'Amico               51                          Chief Operating Officer

John R. Alden                54                          Senior Vice President - Finance,
                                                         Chief Financial Officer and Secretary

Bruce H. Vincent             52                          Senior Vice President - Funds Management

James M. Kitterman           55                          Senior Vice President - Operations

Alton D. Heckaman, Jr.       42                          Vice President - Finance and Controller

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

                                     III-2

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2, LTD.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a(1)     FINANCIAL STATEMENTS                                                    PAGE NO.
               --------------------                                                    --------
               Report of Independent Public Accountants                                  IV-2

               Balance Sheets as of December 31, 1999 and 1998                           IV-3

               Statements of Operations for the years ended
                  December 31, 1999, 1998 and 1997                                       IV-4

               Statements of Partners' Capital for the years ended
                  December 31, 1999, 1998 and 1997                                       IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1999, 1998 and 1997                                       IV-6

               Notes to Financial Statements                                             IV-7

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

               3.2 Certificate of Limited Partnership of Swift Energy Managed Pension Assets Partnership 1988-2,Ltd., as filed January 30, 1989, with the Texas Secretary of State. (Form 10-K for year ended December 31, 1989, Exhibit 3.2).

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1999.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1999 fiscal has been sent to Limited Partners of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Swift Energy Managed Pension Assets Partnership 1988-2, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Managed Pension Assets Partnership 1988-2, Ltd., (a Texas limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Managed Pension Assets Partnership 1988-2, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

                                             ARTHUR ANDERSEN LLP




Houston, Texas
February 9, 2000

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-2, LTD.

                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                            1999                  1998
                                                                        -------------        --------------
       ASSETS:
       Current Assets:
            Cash and cash equivalents                                   $      91,561        $       77,407
            Nonoperating interests income receivable                           18,114                11,081
                                                                        -------------        --------------
                 Total Current Assets                                         109,675                88,488
                                                                        -------------        --------------

       Nonoperating interests in oil and gas
            properties, using full cost accounting                          1,599,837             1,627,630
       Less-Accumulated amortization                                       (1,364,319)           (1,328,400)
                                                                        -------------        --------------
                                                                              235,518               299,230
                                                                        -------------        --------------
                                                                        $     345,193        $      387,718
                                                                        =============        ==============


       LIABILITIES AND PARTNERS' CAPITAL:

       Current Liabilities:
            Accounts Payable                                            $       4,933        $        4,506
                                                                        -------------        --------------


       Limited Partners' Capital (18,562 Limited Partnership
                                    Units; $100 per unit)                     340,227               383,153

       General Partners' Capital                                                   33                    59
                                                                        -------------        --------------
                 Total Partners' Capital                                      340,260               383,212
                                                                        -------------        --------------
                                                                        $     345,193        $      387,718
                                                                        =============        ==============




                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-2, LTD.

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                                        1999               1998               1997
                                                                   --------------    ---------------    ---------------

      REVENUES:
           Income from nonoperating interests                      $       75,054    $        69,875    $       114,833
           Interest income                                                  4,322              4,340              5,357
                                                                   --------------    ---------------    ---------------
                                                                           79,376             74,215            120,190
                                                                   --------------    ---------------    ---------------


      COSTS AND EXPENSES:
           Amortization -
                Normal                                                     35,919             47,571             50,358
                Additional                                                     --             80,879                 --
           General and administrative                                      38,563             34,048             30,048
                                                                   --------------    ---------------    ---------------
                                                                           74,482            162,498             80,406
                                                                   --------------    ---------------    ---------------
      NET INCOME (LOSS)                                            $        4,894    $       (88,283)   $        39,784
                                                                   ==============    ===============    ===============







                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-2, LTD.

                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                        Limited            General           Combining
                                                        Partners           Partners          Adjustment           Total
                                                     --------------    ---------------    --------------    ---------------
         Balance,
              December 31, 1996                      $      585,839    $         4,768    $       32,306    $       622,913

         Income (Loss)                                       36,877              8,171            (5,264)            39,784

         Cash Distributions                                (102,200)           (12,927)               --           (115,127)
                                                      --------------   ---------------    --------------    ---------------

         Balance,
              December 31, 1997                             520,516                 12            27,042            547,570
                                                     -------------     ---------------    --------------    ---------------

         Income (Loss)                                      (63,503)            10,222           (35,002)           (88,283)

         Cash Distributions                                 (65,900)           (10,175)               --            (76,075)
                                                     --------------    ---------------    --------------    ---------------

         Balance,
              December 31, 1998                             391,113                 59            (7,960)           383,212
                                                     --------------    ---------------    --------------    ---------------

         Income (Loss)                                        6,885              3,320            (5,311)             4,894

         Cash Distributions                                 (44,500)            (3,346)               --            (47,846)
                                                     --------------    ---------------    --------------    ---------------

         Balance,
              December 31, 1999                      $      353,498    $            33    $      (13,271)   $       340,260
                                                     ==============    ===============    ==============    ===============


         Limited Partners' net income (loss)

              per unit

              1997                                   $         1.99
                                                     ==============

              1998                                   $        (3.42)
                                                     ==============

              1999                                   $         0.37
                                                     ==============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-2, LTD.

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                       1999             1998              1997
                                                                                   ------------    -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                                 $      4,894    $     (88,283)    $      39,784
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Amortization                                                                   35,919          128,450            50,358
          Change in assets and liabilities:
               (Increase) decrease in nonoperating interests income receivable           (7,033)          22,898            17,606
                Increase (decrease) in accounts payable                                     427              953            (1,751)
                                                                                   ------------    -------------     -------------
          Net cash provided by (used in) operating activities                            34,207           64,018           105,997
                                                                                   ------------    -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to nonoperating interests in oil and gas properties                      (12,097)         (21,168)           (8,714)
     Proceeds from sales of nonoperating interests in oil and gas properties             39,890               --             3,875
                                                                                   ------------    -------------     -------------
          Net cash provided by (used in) investing activities                            27,793          (21,168)           (4,839)
                                                                                   ------------    -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash distributions to partners                                                     (47,846)         (76,075)         (115,127)
                                                                                   ------------    -------------     -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     14,154          (33,225)          (13,969)
                                                                                   ------------    -------------     -------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           77,407          110,632           124,601
                                                                                   ------------    -------------     -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                           $     91,561    $      77,407     $     110,632
                                                                                   ============    =============     =============


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

         Initially, all continuing costs (including general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, as defined, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. Payout occurred in January 2000; therefore, for 2000 and each year remaining in the life of the partnership, the continuing costs and revenues will be shared 85 percent by the limited partners and 15 percent by the general partners.

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

Oil and Gas Revenues --

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

(3) Acquisition of Nonoperating Interests in Oil and Gas Property Costs -

         Effective February 10, 1989, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Income Partners 1988-2, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs as defined. Property acquisition costs are amounts actually paid by the Operating Partnership for the properties plus costs incurred by the Operating Partnership in acquiring the properties and costs related to screening and evaluation of properties not acquired. In 1999, 1998 and 1997, the Partnership acquired nonoperating interests in producing oil and gas properties for $12,097, $21,168 and $8,714, respectively.

         During 1998 the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in an additional provision for amortization of $80,879. In addition, the limited partners' share of unamortized oil and gas property costs exceeded their "ceiling limitation" in 1998, resulting in a valuation allowance of $59,999. This amount is included in the income (loss) attributable to the limited partners shown in the statements of partners' capital together with a "combining adjustment" for the differences between the limited partners' valuation allowances and the Partnership's full cost write down. The "combining adjustment" changes quarterly as the Partnership's total amortization provision is more or less than the combined amortization provision attributable to the general and limited partners.

(4) Related-Party Transactions -

         An affiliate of the Special General Partner, as Dealer Manager, received $45,155 for managing and overseeing the offering of limited partnership units.

         A one-time management fee of $46,405 was paid to Swift in 1989 for services performed for the Partnership. During 1999, 1998 and 1997, the Partnership paid Swift $27,843, $27,843 and $22,345, respectively, as general and administrative overhead allowances.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's royalty income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Royalty income reported on the Partnership's federal return of income for the years ended December 31, 1999, 1998 and 1997 was $31,472, $24,683 and $85,181, respectively. The difference between royalty income for federal income tax purposes reported by the Partnership and income or loss from nonoperating interests reported herein primarily results from the exclusion of amortization (as described below) from ordinary income reported in the Partnership's federal return of income.

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

                                               SWIFT ENERGY MANAGED PENSION
                                               ASSETS PARTNERSHIP 1988-2, LTD.
                                               (Registrant)

                                      By:      SWIFT ENERGY COMPANY
                                                General Partner

Date:      March 10, 2000             By:      s/b A. Earl Swift
         ----------------                      ------------------------------
                                               A. Earl Swift
                                               Chief Executive Officer

Date:      March 10, 2000             By:      s/b John R. Alden
         ----------------                      ------------------------------
                                               John R. Alden
                                               Principal Financial Officer

Date:      March 10, 2000             By:      s/b Alton D. Heckaman, Jr.
         ----------------                      ------------------------------
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

                                               SWIFT ENERGY MANAGED PENSION
                                               ASSETS PARTNERSHIP 1988-2, LTD.
                                               (Registrant)

                                      By:      SWIFT ENERGY COMPANY
                                                General Partner

Date:      March 10, 2000             By:      s/b A. Earl Swift
         -----------------                     ------------------------------
                                               A. Earl Swift
                                               Director and Principal
                                               Executive Officer

Date:      March 10, 2000             By:      s/b Virgil N. Swift
         -----------------                     ------------------------------
                                               Virgil N. Swift
                                               Director and Executive
                                               Vice President - Business
                                               Development

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2, LTD.

                                   SIGNATURES





Date:      March 10, 2000             By:      s/b G. Robert Evans
         -----------------
                                               G. Robert Evans
                                               Director

Date:      March 10, 2000             By:      s/b Raymond O. Loen
         -----------------                     ------------------------------
                                               Raymond O. Loen
                                               Director

Date:      March 10, 2000             By:      s/b Henry C. Montgomery
         -----------------                     ------------------------------
                                               Henry C. Montgomery
                                               Director

Date:      March 10, 2000             By:      s/b Clyde W. Smith, Jr.
         -----------------                     ------------------------------
                                               Clyde W. Smith, Jr.
                                                Director

Date:      March 10, 2000             By:      s/b Harold J. Withrow
         -----------------                     ------------------------------
                                               Harold J. Withrow
                                               Director